Form 10-K
period 1999-12-31
BA MORTGAGE SECURITIES INC PASS THR CERT SER 1998-5
filed 2002-11-22
CIK 1071201

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1999

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





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 1999, the number of holders of record for each class of Certificate were as follows:


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

                               PART IV


  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1999


           a)  Bank of America, FSB, Master Servicer


    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 1999.


           a)  Bank of America, FSB, Master Servicer


    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 1999.


           a)  Bank of America, FSB, Master Servicer



    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) Reports on Form 8-K, dated as of October 31, 1999, November 30, 1999, and December 31, 1999, were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





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



  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   IA-1                          546,263.10        21,404,987.48                0.00                      0.00
   IA-2                        9,188,341.24         7,128,755.76                0.00            130,227,214.24
   IA-3                          168,750.00                 0.00                0.00              2,500,000.00
   IA-4                        2,569,217.32                 0.00                0.00             38,062,479.00
   IA-5                        5,977,824.07        12,639,504.28                0.00             82,363,627.43
   IA-6                        1,434,732.62                 0.00                0.00             19,926,842.00
   IA-7                                0.00                 0.00                0.00              1,328,457.00
   IA-8                        2,971,978.69                 0.00                0.00             44,029,314.00
   IA-9                          323,124.99                 0.00                0.00              4,700,000.00
   IA-10                         131,625.00                 0.00                0.00              1,950,000.00
   IA-11                          73,750.00                 0.00                0.00              1,000,000.00
   IA-12                               0.00                 0.00                0.00                 87,038.00
   I-X-1                         519,397.30                 0.00                0.00              7,240,493.15
   I-X-2                          40,257.82                 0.00                0.00                392,013.61
   I-PO                                0.00             3,127.53                0.00                262,215.78
   IM                            508,539.30            75,905.59                0.00              7,492,160.87
   IB-1                          227,504.43            33,957.77                0.00              3,351,756.20
   IB-2                          107,060.90            15,980.13                0.00              1,577,296.92
   IB-3                           93,678.27            13,982.60                0.00              1,380,134.56
   IB-4                           66,913.02             9,987.56                0.00                985,809.84
   IB-5                           66,913.16             9,987.38                0.00                985,812.88
   R-I                                 0.15                 0.00                0.00                      0.00