Form 10-K
period 2002-12-31
BA MORTGAGE SECURITIES INC PASS THR CERT SER 1998-5
filed 2003-03-31
CIK 1071201

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-53933-03


        BA MORTGAGE SECURITIES, INC.
        Mortgage Pass-Through Certificates
        Series 1998-5 Trust

       (Exact name of registrant as specified in its charter)



   New York                                       13-6062916
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o Bank of America, FSB, Master Servicer
   101 N. Tryon St.
   Charlotte, NC                               28255
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: 704-387-2111


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

      Yes  X       No ___







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





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class IA-3                        1
             Class IA-4                        1
             Class IA-5                        1
             Class IA-6                        1
             Class IA-7                        1
             Class IA-8                        1
             Class IA-9                        1
             Class IA-10                       1
             Class IA-11                       1
             Class IA-12                       1
             Class I-X-1                       1
             Class I-X-2                       1
             Class I-PO                        1
             Class IM                          1
             Class IB-1                        1
             Class IB-2                        1
             Class IB-3                        1
             Class IB-4                        1
             Class IB-5                        1

             Total:                           19


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

                               PART IV


  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002


           a)  Bank of America, NA, Servicer


    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


           a)  Bank of America, NA, Servicer


    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


           a)  Bank of America, NA, Servicer



    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) Reports on Form 8-K, dated as of October 31, 2002, November 30, 2002, and December 31, 2002, were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





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



    BA MORTGAGE SECURITIES, INC.
    Mortgage Pass-Through Certificates
    Series 1998-5 Trust
    (Registrant)



  Signed:  Bank of America, FSB, Master Servicer


  By:   Judy Lowman, Vice President

  By: /s/  Judy Lowman, Vice President

  Dated: March 28, 2003

Master Servicer's Sarbanes-Oxley Certification (1998 BNY Transactions)

                   BANK OF AMERICA MORTGAGE SECURITIES, INC.,
                       MORTGAGE PASS-THROUGH CERTIFICATES,
                      SERIES SET FORTH ON EXHIBIT I HERETO

      I, Gary K. Bettin, a Senior Vice President of Bank of America, N.A., certify that:

1. I have reviewed the annual reports on Form 10-K for the calendar year 2002 and all monthly current reports on Form 8-K containing a copy of the monthly statement to certificateholders (the "Distribution Date Statements") delivered pursuant to Section 4.03(b) of the Pooling and Servicing Agreements listed on Exhibit I hereto (each, an "Agreement") filed in respect of periods included in the year covered by such annual reports of the trusts (each, a "Trust") formed pursuant to such Agreements;

2. Based on my knowledge, with respect to each Trust, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by such annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by each master servicer under each Agreement for inclusion in the related Trust's Distribution Date Statements is included in these reports;

4. I am responsible for reviewing the activities performed by each master servicer under each Agreement and based upon my knowledge and the annual compliance review required under each Agreement, and except as disclosed in the reports, each master servicer has fulfilled its obligations under each Agreement;

5. The reports disclose all significant deficiencies relating to each master servicer's compliance with the minimum servicing standards, based upon the report provided by each independent public accountant after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure as set forth in the Agreement that is included in these reports; and

6. In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated party: The Bank of New York.



                                          By:
                                             -----------------------------------
                                                Name:   Gary K. Bettin
                                                Title:  Senior Vice President

   PARTIES TO AGREEMENT                                  DATE OF AGREEMENT          SERIES
  =============================================================================================
Q75   Bank of America Mortgage Securities, Inc.,            June 1, 1998            1998-3
      Bank of America, N.A. and The Bank of New
      York

Q76   Bank of America Mortgage Securities, Inc.,            July 1, 1998            1998-4
      Bank of America, N.A. and The Bank of New
      York

Q77   Bank of America Mortgage Securities, Inc.,            September 1, 1998       1998-5
      Bank of America, N.A. and The Bank of New
      York

Q78   Bank of America Mortgage Securities, Inc.,            November 1, 1998        1998-6
      Bank of America, N.A. and The Bank of New
      York

Q79   Bank of America Mortgage Securities, Inc.,            December 1, 1998        1998-7
      Bank of America, N.A. BA Mortgage, LLC
       and The Bank of New York

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



  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   IA-1                                0.00                 0.00                0.00                      0.00
   IA-2                        1,777,725.43        68,033,385.16                0.00                      0.00
   IA-3                          168,750.00                 0.00                0.00              2,500,000.00
   IA-4                        2,569,217.33                 0.00                0.00             38,062,479.00
   IA-5                        2,363,487.33        45,601,438.61                0.00              9,212,380.11
   IA-6                        1,434,732.62                 0.00                0.00             19,926,842.00
   IA-7                                0.00                 0.00                0.00              1,328,457.00
   IA-8                        2,769,474.61        34,912,087.45                0.00              9,117,226.55
   IA-9                          323,125.00                 0.00                0.00              4,700,000.00
   IA-10                         131,625.00                 0.00                0.00              1,950,000.00
   IA-11                          67,500.00                 0.00                0.00              1,000,000.00
   IA-12                               0.00                 0.00                0.00                 87,038.00
   I-X-1                         260,973.82                 0.00                0.00              1,969,959.75
   I-X-2                          11,903.11                 0.00                0.00                174,501.21
   I-PO                                0.00            54,118.61                0.00                165,876.32
   IM                            490,703.19           104,193.40                0.00              7,211,995.55
   IB-1                          219,525.11            46,612.84                0.00              3,226,419.08
   IB-2                          103,305.93            21,935.45                0.00              1,518,314.75
   IB-3                           90,489.28            19,214.03                0.00              1,329,945.05
   IB-4                           64,705.19            13,739.17                0.00                950,989.40
   IB-5                           75,556.01             2,434.57           11,225.09                945,486.23
   R-I                                 0.04                 0.00                0.00                      0.00